Form 10-Q
period 2018-03-31
MTech Acquisition Corp
filed 2018-05-15
CIK 1719893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-38368

MTECH ACQUISITION CORP.

(Exact name of Registrant as Specified in Its Charter)

Delaware	82-2932611
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10124 Foxhurst Court, Orlando, Florida 32836
(Address of principal executive offices and Zip Code)

(407) 345-8332
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No   ☐

As of May 14, 2018, there were 5,993,750 shares of the Company’s Class A common stock, par value $0.0001 per share, and 1,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

MTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$489,728	$25,217
Prepaid expenses	70,879	—
Total Current Assets	560,607	25,217

Deferred offering costs	—	134,478
Cash and marketable securities held in Trust Account	57,590,400	—
Total Assets	$58,151,007	$159,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,495	$746
Accrued offering costs	—	5,507
Income taxes payable	14,972	—
Advances from related party	—	130,000
Total Current Liabilities	49,467	136,253

Commitments

Common stock subject to possible redemption, 5,304,398 and -0- shares at redemption value as of March 31, 2018 and December 31, 2017, respectively	53,101,539	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; -0- issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; 689,352 and -0- shares issued and outstanding (excluding 5,304,398 and -0- shares subject to possible redemption) as of March 31, 2018 and December 31, 2017, respectively	69	—
Class B Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding as of March 31, 2018 and December 31, 2017	144	144
Additional paid-in capital	5,012,570	24,856
Accumulated deficit	(12,782)	(1,558)
Total Stockholders’ Equity	5,000,001	23,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,151,007	$159,695

The accompanying notes are an integral part of the unaudited condensed financial statements.

MTECH ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2018

Operating costs	$86,652
Loss from operations	(86,652)

Other income (expense):
Interest income	144,908
Unrealized loss on marketable securities held in Trust Account	(54,508)
Other income, net	90,400

Income before provision for income taxes	3,748
Provision for income taxes	(14,972)
Net loss	$(11,224)

Weighted average shares outstanding, basic and diluted (1)	1,794,613

Basic and diluted net loss per common share (2)	$(0.04)

(1)	Excludes an aggregate of up to 5,304,398 shares subject to possible redemption at March 31, 2018.
(2)	Excludes interest income of $55,215 attributable to shares subject to possible redemption

The accompanying notes are an integral part of the unaudited condensed financial statements.

MTECH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2018
Cash Flows from Operating Activities:
Net loss	$(11,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(144,908)
Unrealized loss on marketable securities held in Trust Account	54,508
Changes in operating assets and liabilities:
Prepaid expenses	(70,879)
Accounts payable and accrued expenses	33,749
Income taxes payable	14,972
Net cash used in operating activities	(123,782)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	56,062,500
Proceeds from sale of Founder Units	2,437,500
Proceeds from sale of unit purchase option	100
Advances from related party	45,000
Repayment of advances from related party	(175,000)
Payment of offering costs	(281,807)
Net cash provided by financing activities	58,088,293

Net Change in Cash	464,511
Cash – Beginning	25,217
Cash – Ending	$489,728

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$53,112,740
Change in value of common stock subject to possible redemption	$(11,201)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

MTech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 27, 2017. The Company was formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses ancillary to the cannabis industry, with a particular sector focus that includes compliance, business intelligence, brand development and media.

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on January 29, 2018. On February 1, 2018, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $50,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 225,000 Units (the “Founder Units”) at a price of $10.00 per unit in a private placement to MTech Sponsor, LLC (the “Sponsor”), generating gross proceeds of $2,250,000, which is described in Note 4.

Following the closing of the Initial Public Offering on February 1, 2018, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Founder Units was placed in a trust account (the “Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, except that interest earned on the Trust Account can be released to the Company to pay its franchise and income tax obligations, as described below.

On February 8, 2018, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 750,000 Units at $10.00 per Unit and the sale of an additional 18,750 Founder Units at $10.00 per unit, generating total gross proceeds of $7,687,500. Following the closing, an additional $7,500,000 of net proceeds ($10.00 per Unit) was placed in the Trust Account, resulting in $57,500,000 ($10.00 per Unit) held in the Trust Account.

Transaction costs amounted to $1,848,278, consisting of $1,437,500 of underwriting fees and $410,778 of Initial Public Offering costs. As of March 31, 2018, $489,728 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Founder Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income its tax obligations).

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have until August 1, 2019 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less amounts previously released to pay taxes and less interest to pay up to $15,000 of dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

The Initial Stockholders have agreed to (i) waive their redemption rights with respect to their Founder Shares, Placement Shares and Public Shares in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Placement Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering.

In order to protect the amounts held in the Trust Account, Mr. Steven Van Dyke, the Company’s Chairman, has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Van Dyke will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that Mr. Van Dyke will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on January 30, 2018, as well as the Company’s Form 8-K, as filed with the SEC on February 1, 2018. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

Marketable securities held in Trust Account

At March 31, 2018, the assets held in the Trust Account were substantially held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

 The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,848,278 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 5,993,750 shares of Class A common stock and (3) 250,000 shares of Class A common stock and warrants to purchase 250,000 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Reconciliation of net income per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31, 2018
Net loss	$(11,224)
Less: Income attributable to common stock subject to redemption	(55,215)
Adjusted net loss	(66,439)

Weighted average shares outstanding, basic and diluted	1,794,613

Basic and diluted net loss per common share	$(0.04)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit, inclusive of 750,000 Units sold to the underwriters on February 8, 2018 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one share of Class A common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 225,000 Founder Units at $10.00 per Founder Unit, for an aggregate purchase price of $2,250,000. On February 8, 2018, the Company consummated the sale of an additional 18,750 Private Units at a price of $10.00 per Founder Unit, which were purchased by the Sponsor, generating gross proceeds of $2,437,500. Each Founder Unit consists of one share of Class A common stock (“Placement Share”) and one warrant (each, a “Placement Warrant”), each Placement Warrant exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Founder Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Founder Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Founder Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2017, the Company issued an aggregate of 1,437,500 shares of Class B common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7.

The 1,437,500 Founder Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Units). As a result of the underwriters’ election to fully exercise their over-allotment option, 187,500 Founder Shares are no longer subject to forfeiture.

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Sponsor has agreed that, subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned or sold until one year after the date of the consummation of a Business Combination or earlier if, subsequent to a Business Combination, the last sales price of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period after a Business Combination, and the remaining 50% of its Founder Shares will not be transferred, assigned or sold until one year after the date of the consummation of a Business Combination. All of the Founder Shares may be released from escrow earlier than as described above if, within that time period, the Company consummates a subsequent liquidation, merger, stock exchange, or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Advances

Through February 1, 2018, the Company received an aggregate of $175,000 in advances from the Sponsor for costs associated with the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The Company repaid the advances on February 5, 2018.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 29, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended March 31, 2018, the Company incurred $20,000 in fees for these services, which such amount is recorded in operating costs in the accompanying condensed statement of operations and in accounts payable and accrued expenses in the accompanying condensed balance sheets at March 31, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Founder Units. There were no outstanding Working Capital Loans at March 31, 2018 and December 31, 2017.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on January 29, 2018, the holders of the Founder Shares, Founder Units (and their underlying securities), and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. The holders of a majority of the Founder Units or Units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4% of the aggregate amount sold to the public in the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Unit Purchase Option

On February 1, 2018, the Company sold to EBC (and its designees), for $100, an option to purchase up to 250,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $2,500,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering or the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The fair value of this unit purchase option was estimated to be approximately $873,867 (or $3.50 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.56% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the shares of common stock underlying such units, the warrants included in such units, and the shares of common stock underlying such warrants, have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 689,352 and -0- shares of common stock issued and outstanding (excluding 5,304,398 and -0- shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 3,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 1,437,500 shares of common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment as follows. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering in connection with the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (not including Placement Shares) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination or pursuant to Units (and their underlying securities) issued to the Sponsor upon conversion of Working Capital Loans, after taking into account any shares of Class A common stock redeemed in connection with a Business Combination.

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

Warrants —The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

●	If, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at and March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$57,590,400	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to MTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to MTech Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary note regarding forward-looking statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on September 27, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Founder Units that occurred simultaneously with the completion of the Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt. We have until August 1, 2019 to complete a Business Combination.

The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of our stockholders;
●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2018 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2018, we had net loss of $11,224, which consists of operating costs of $86,652, an unrealized loss on marketable securities held in our Trust Account of $54,508 and a provision for income taxes of $14,972, offset by interest income on marketable securities held in the Trust Account of $144,908.

Liquidity and Capital Resources

On February 1, 2018, we consummated the Initial Public Offering of 5,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 225,000 Founder Units to our Sponsor at a price of $10.00 per unit, generating gross proceeds of $2,250,000.

On February 8, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 750,000 Units and the sale of an additional 18,750 Founder Units, generating total gross proceeds of $7,687,500.

Following the Initial Public Offering and the exercise of the over-allotment option in full, a total of $57,500,000 was placed in the Trust Account. We incurred $1,848,278 in Initial Public Offering related costs, including $1,437,500 of underwriting fees and $410,778 of other costs.

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $57,590,400 (including approximately $90,400 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account.

For the three months ended March 31, 2018, cash used in operating activities amounted to $123,782, mainly resulting from net loss of $11,224 and interest earned on marketable securities held in the Trust Account of $144,908, offset by an unrealized loss on marketable securities held in the Trust Account of $54,508. Changes in our operating assets and liabilities used cash of $22,158.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2018, we had cash of $489,728 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers, directors or affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be converted into Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to consummate our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. We cannot provide any assurance that financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 29, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, the common stocks subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated February 1, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated February 1, 2018 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering on February 1, 2018, we consummated a private placement of 225,000 Founder Units at a price of $10.00 per unit, to the Sponsor, generating total proceeds of $2,250,000. In addition, in connection with the underwriters’ exercise of their over-allotment option in full on February 8, 2018, we consummated the sale of an additional 18,750 Founder Units at a price of $10.00 per Unit, to the Sponsor, generating total proceeds of $187,500. The Founder Units are substantially similar to the units sold in the Initial Public Offering, except that (i) the Founder Units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of the Business Combination and (ii) the Placement Warrants (x) will be non-redeemable so long as they are held by the initial purchasers or its permitted transferees and (y) may be exercisable on a cashless basis. If the Placement Warrants are held by holders other than the initial purchasers, the Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

On February 1, 2018, we consummated our Initial Public Offering of 5,000,000 units, with each unit consisting of one share of our Class A common stock and one warrant. On February 8, 2018, we sold an additional 750,000 units pursuant to the underwriters fully exercising their over-allotment option. Each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. The warrants will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $57,500,000. EarlyBirdCapital, Inc. (“EBC”) acted as the sole book running manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-221957). The SEC declared the registration statement effective on January 29, 2018.

In connection with the Initial Public Offering, the Company also agreed to sell to EBC, for $100, an option to purchase up to a total of 250,000 Units exercisable at $10.00 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus relating to the Initial Public Offering. The units issuable upon exercise of this option are identical to the units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. EBC, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

We paid a total of $1,437,000 in underwriting discounts and commissions and $410,778 for other costs and expenses related to the offering. The total net proceeds from our Initial Public Offering and the private placement were approximately $58,000,000 (after deducting the underwriting discounts and commissions and the estimated offering expenses), of which $57,500,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement between the Company and EarlyBirdCapital, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on January 29, 2018 (1)
4.1	Warrant Agreement, dated January 29, 2018, between Continental Stock Transfer & Trust Company and the Company
10.1	Investment Management Trust Account Agreement, dated January 29, 2018, between Continental Stock Transfer & Trust Company and the Company (1)
10.2	Stock Escrow Agreement, dated January 29, 2018, between the Company, MTech Sponsor LLC and Continental Stock Transfer & Trust Company (1)
10.3	Registration Rights Agreement among the Company and MTech Sponsor LLC (1)
10.4	Letter Agreement by and between the Company and MTech Sponsor LLC (1)
10.5	Letter Agreement by and between the Company and its officers and directors (1)
10.6	Administrative Services Agreement, dated September 14, 2017, between the Company and MTech Sponsor LLC (1)
10.7	Business Combination Marketing Agreement, dated January 29, 2018, between the Company and EarlyBirdCapital, Inc. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on February 1, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTECH ACQUISITION CORP.

Date: May 15, 2018	By:	/s/ Scott Sozio
Name: Scott Sozio
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Tahira Rehmatullah
Name: Tahira Rehmatullah
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)