Form 10-Q
period 2018-06-30
MTech Acquisition Corp
filed 2018-08-08
CIK 1719893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 5,993,750 shares of the Company’s Class A common stock, par value $0.0001 per share, and 1,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

MTECH ACQUISITION CORP.

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$382,587	$25,217
Prepaid expenses	86,515	—
Total Current Assets	469,102	25,217

Deferred offering costs	—	134,478
Marketable securities held in Trust Account	57,859,074	—
Total Assets	$58,328,176	$159,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$79,258	$746
Income taxes payable	28,592	—
Accrued offering costs	—	5,507
Advances from related party	—	130,000
Total Current Liabilities	107,850	136,253

Commitments

Common stock subject to possible redemption, 5,294,005 and -0- shares at redemption value as of June 30, 2018 and December 31, 2017, respectively	53,220,316	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; -0- issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; 699,745 and -0- shares issued and outstanding (excluding 5,294,005 and -0- shares subject to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	70	—
Class B Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding as of June 30, 2018 and December 31, 2017	144	144
Additional paid-in capital	4,893,792	24,856
Retained earnings/(Accumulated deficit)	106,004	(1,558)
Total Stockholders’ Equity	5,000,010	23,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,328,176	$159,695

The accompanying notes are an integral part of the unaudited condensed financial statements.

MTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Operating costs	$136,268	$222,920
Loss from operations	(136,268)	(222,920)

Other income (expense):
Interest income	226,001	370,909
Unrealized gain (loss) on marketable securities held in Trust Account	42,673	(11,835)
Other income, net	268,674	359,074

Income before provision for income taxes	132,406	136,154
Provision for income taxes	(13,620)	(28,592)
Net income	$118,786	$107,562

Weighted average shares outstanding, basic and diluted (1)	2,126,852	1,961,650

Basic and diluted net loss per common share (2)	$(0.03)	$(0.08)

(1)	Excludes an aggregate of up to 5,294,005 shares subject to possible redemption at June 30, 2018.
(2)	Excludes interest income of $189,032 and $268,883 attributable to shares subject to possible redemption for the three and six months ended June 30, 2018, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MTECH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2018
Cash Flows from Operating Activities:
Net income	$107,562
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(370,909)
Unrealized loss on marketable securities held in Trust Account	11,835
Changes in operating assets and liabilities:
Prepaid expenses	(86,515)
Accounts payable and accrued expenses	78,512
Income taxes payable	28,592
Net cash used in operating activities	(230,923)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	56,062,500
Proceeds from sale of Founder Units	2,437,500
Proceeds from sale of unit purchase option	100
Advances from related party	45,000
Repayment of advances from related party	(175,000)
Payment of offering costs	(281,807)
Net cash provided by financing activities	58,088,293

Net Change in Cash	357,370
Cash – Beginning	25,217
Cash – Ending	$382,587

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$53,101,539
Change in value of common stock subject to possible redemption	$118,777

The accompanying notes are an integral part of the unaudited condensed financial statements.

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2018
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

At June 30, 2018, the Company had not yet commenced operations. All activity through June 30, 2018 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $1,848,278, consisting of $1,437,500 of underwriting fees and $410,778 of Initial Public Offering costs. As of June 30, 2018, $382,587 of cash was held outside of the Trust Account and is available for working capital purposes.

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
June 30, 2018
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

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on January 30, 2018, as well as the Company’s Form 8-K, as filed with the SEC on February 1, 2018. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 and December 31, 2017.

Marketable securities held in Trust Account

At June 30, 2018, the assets held in the Trust Account were substantially held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2018
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 5,993,750 shares of Class A common stock and (3) 250,000 shares of Class A common stock and warrants to purchase 250,000 shares of Class A common stock in the unit purchase option (see Note 7) sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of net income per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net income	$118,786	$107,562
Less: Income attributable to common stock subject to redemption	(189,032)	(268,883)
Adjusted net loss	(70,246)	(161,321)

Weighted average shares outstanding, basic and diluted	2,126,852	1,961,650

Basic and diluted net loss per common share	$(0.03)	$(0.08)

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 225,000 Founder Units at $10.00 per Founder Unit, for an aggregate purchase price of $2,250,000. On February 8, 2018, the Company consummated the sale of an additional 18,750 Private Units at a price of $10.00 per Founder Unit, which were purchased by the Sponsor, generating gross proceeds of $187,500. Each Founder Unit consists of one share of Class A common stock (“Placement Share”) and one warrant (each, a “Placement Warrant”), each Placement Warrant exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Founder Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Founder Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Founder Units and all underlying securities will expire worthless.

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
June 30, 2018
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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 29, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and six months ended June 30, 2018, the Company incurred $30,000 and $50,000, respectively, in fees for these services, which such amount is recorded in operating costs in the accompanying condensed statement of operations and in accounts payable and accrued expenses in the accompanying condensed balance sheets at June 30, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Founder Units. There were no outstanding Working Capital Loans at June 30, 2018 and December 31, 2017.

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4% of the aggregate amount sold to the public in the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). If a Business Combination is not consummated for any reason, no fee will be due or payable.

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 699,745 and -0- shares of common stock issued and outstanding (excluding 5,294,005 and -0- shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 3,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 1,437,500 shares of common stock issued and outstanding.

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

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

MTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at and June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$57,859,074	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2018 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2018, we had net income of $118,786, which consists of interest income on marketable securities held in the Trust Account of $226,001 and an unrealized gain on marketable securities held in our Trust Account of $42,673, offset by operating costs of $136,268, and a provision for income taxes of $13,620.

For the six months ended June 30, 2018, we had net income of $107,562, which consists of interest income on marketable securities held in the Trust Account of $370,909, offset by operating costs of $222,920, an unrealized loss on marketable securities held in our Trust Account of $11,835 and a provision for income taxes of $28,592.

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

As of June 30, 2018, we had marketable securities held in the Trust Account of $57,859,074 (including approximately $359,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account.

For the six months ended June 30, 2018, cash used in operating activities amounted to $230,923. Net income of $107,562 was impacted by interest earned on marketable securities held in the Trust Account of $370,909 and an unrealized loss on marketable securities held in the Trust Account of $11,835. Changes in our operating assets and liabilities provided cash of $20,589.

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

As of June 30, 2018, we had cash of $382,587 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, the common stocks subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Following the closing of the Initial Public Offering (including the exercise of the underwriters’ over-allotment option_ and concurrent private placement, $57,500,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account. As of June 30, 2018, cash held outside the Trust Account was $382,587. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the Initial Public Offering, we paid a total of $1,437,500 in underwriting discounts and commissions and $410,778 for other costs and expenses related to the Initial Public Offering.

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

MTECH ACQUISITION CORP.

Date: August 8, 2018	By:	/s/ Scott Sozio
Name: Scott Sozio
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Tahira Rehmatullah
Name: Tahira Rehmatullah
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)