Form 10-Q
period 2018-09-30
MTech Acquisition Corp
filed 2018-11-13
CIK 1719893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No   ☐

As of November 13, 2018, there were 5,993,750 shares of the Company’s Class A common stock, par value $0.0001 per share, and 1,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

MTECH ACQUISITION CORP.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$248,835	$25,217
Prepaid expenses	55,469	—
Total Current Assets	304,304	25,217

Deferred offering costs	—	134,478
Marketable securities held in Trust Account	58,130,412	—
Total Assets	$58,434,716	$159,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$228,960	$746
Income taxes payable	61,648	—
Accrued offering costs	—	5,507
Advances from related party	—	130,000
Total Current Liabilities	290,608	136,253

Commitments

Common stock subject to possible redemption, 5,265,928 and -0- shares at redemption value as of September 30, 2018 and December 31, 2017, respectively	53,144,102	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; 727,822 and -0- shares issued and outstanding (excluding 5,265,928 and -0- shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	73	—
Class B Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding as of September 30, 2018 and December 31, 2017	144	144
Additional paid-in capital	4,970,003	24,856
Retained earnings/(Accumulated deficit)	29,786	(1,558)
Total Stockholders’ Equity	5,000,006	23,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,434,716	$159,695

The accompanying notes are an integral part of the unaudited condensed financial statements.

MTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Operating costs	$314,500	$537,420
Loss from operations	(314,500)	(537,420)

Other income (expense):
Interest income	266,082	636,991
Unrealized gain (loss) on marketable securities held in Trust Account	5,256	(6,579)
Other income, net	271,338	630,412

(Loss) income before provision for income taxes	(43,162)	92,992
Provision for income taxes	(33,056)	(61,648)
Net (loss) income	$(76,218)	$31,344

Weighted average shares outstanding, basic and diluted (1)	2,137,245	2,020,825

Basic and diluted net loss per common share (2)	$(0.13)	$(0.22)

(1)	Excludes an aggregate of up to 5,265,928 shares subject to possible redemption at September 30, 2018.
(2)	Excludes interest income of $206,039 and $484,814 attributable to shares subject to possible redemption for the three and nine months ended September 30, 2018, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MTECH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2018
Cash Flows from Operating Activities:
Net income	$31,344
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(636,991)
Unrealized loss on marketable securities held in Trust Account	6,579
Changes in operating assets and liabilities:
Prepaid expenses	(55,469)
Accounts payable and accrued expenses	228,214
Income taxes payable	61,648
Net cash used in operating activities	(364,675)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	56,062,500
Proceeds from sale of Founder Units	2,437,500
Proceeds from sale of unit purchase option	100
Advances from related party	45,000
Repayment of advances from related party	(175,000)
Payment of offering costs	(281,807)
Net cash provided by financing activities	58,088,293

Net Change in Cash	223,618
Cash – Beginning	25,217
Cash – Ending	$248,835

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$53,112,740
Change in value of common stock subject to possible redemption	$31,362

The accompanying notes are an integral part of the unaudited condensed financial statements.

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

MTech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 27, 2017. The Company was formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focused on businesses ancillary to the cannabis industry, with a particular sector focus that includes compliance, business intelligence, brand development and media.

At September 30, 2018, the Company had not yet commenced operations. All activity through September 30, 2018 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of MJ Freeway LLC, a Colorado limited liability (”MJF”) (see Note 10).

The registration statement for the Company’s Initial Public Offering was declared effective on January 29, 2018. On February 1, 2018, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $50,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 225,000 Units (the “Founder Units”) at a price of $10.00 per unit in a private placement to MTech Sponsor, LLC (the “Sponsor”), generating gross proceeds of $2,250,000, which is described in Note 5.

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

Transaction costs amounted to $1,848,278, consisting of $1,437,500 of underwriting fees and $410,778 of Initial Public Offering costs. As of September 30, 2018, $248,835 of cash was held outside of the Trust Account and is available for working capital purposes.

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

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2018, the Company had $248,835 in its operating bank accounts, $58,130,412 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $114,719, which excludes franchise and income taxes payable of $101,023, of which such amounts will be paid from interest earned on the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, or its affiliates, officers, directors, or third parties. The Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on January 30, 2018, as well as the Company’s Form 8-K, as filed with the SEC on February 1, 2018. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

The Company had no activity for the period from September 27, 2017 (inception) through September 30, 2017. Accordingly, the condensed statement of operations and condensed statement of cash flow for the period from September 27, 2017 (inception) through September 30, 2017 are not presented.

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

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2017.

Marketable securities held in Trust Account

At September 30, 2018, the assets held in the Trust Account were substantially held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 5,993,750 shares of Class A common stock and (3) 250,000 shares of Class A common stock and warrants to purchase 250,000 shares of Class A common stock in the unit purchase option (see Note 8) sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Reconciliation of net income (loss) per common share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net (loss) income	$(76,218)	$31,344
Less: Income attributable to common stock subject to redemption	(206,039)	(484,814)
Adjusted net loss	(282,257)	(453,470)

Weighted average shares outstanding, basic and diluted	2,137,245	2,020,825

Basic and diluted net loss per common share	$(0.13)	$(0.22)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit, inclusive of 750,000 Units sold to the underwriters on February 8, 2018 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one share of Class A common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 225,000 Founder Units at $10.00 per Founder Unit, for an aggregate purchase price of $2,250,000. On February 8, 2018, the Company consummated the sale of an additional 18,750 Private Units at a price of $10.00 per Founder Unit, which were purchased by the Sponsor, generating gross proceeds of $187,500. Each Founder Unit consists of one share of Class A common stock (“Placement Share”) and one warrant (each, a “Placement Warrant”). Each Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Founder Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Founder Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Founder Units and all underlying securities will expire worthless.

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2017, the Company issued an aggregate of 1,437,500 shares of Class B common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 8.

The 1,437,500 Founder Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part. As a result of the underwriters’ election to fully exercise their over-allotment option, 187,500 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 29, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and nine months ended September 30, 2018, the Company incurred $30,000 and $80,000, respectively, in fees for these services, which such amounts are recorded in operating costs in the accompanying condensed statement of operations and $80,000 is recorded in accounts payable and accrued expenses in the accompanying condensed balance sheets at September 30, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Founder Units. There were no outstanding Working Capital Loans at September 30, 2018 and December 31, 2017.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 727,822 and -0- shares of common stock issued and outstanding, excluding 5,265,928 and -0- shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 3,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 1,437,500 shares of common stock issued and outstanding.

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

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time during the exercise period;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

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

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at and September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$58,130,412	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, MTech Acquisition Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Pubco”), MTech Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), MTech Company Merger Sub LLC, a Colorado limited liability company and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and, together with Purchaser Merger Sub, the “Merger Subs”, and the Merger Subs collectively with MTech and Pubco, the “Purchaser Parties”), the Sponsor in the capacity thereunder as the representative after the Effective Time (as defined below) for the equity holders of Pubco (other than the Sellers (as defined below)) (the “Purchaser Representative”), MJF, and Harold Handelsman, in the capacity thereunder as the representative for the Sellers (the “Seller Representative”).

The Merger Agreement provides for two mergers: (i) the merger of Purchaser Merger Sub with and into the Company, with the Company continuing as the surviving entity (the “Purchaser Merger”), and (ii) the merger of Company Merger Sub with and into MJF, with MJF continuing as the surviving entity (the “Company Merger”, and together with the Purchaser Merger, the “Mergers”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Mergers (the “Effective Time”): (a) each issued and outstanding share of the Company’s common stock will be converted automatically into the right to receive one share of Pubco common stock; (b) each issued and outstanding Company warrant shall be automatically adjusted to become one Pubco warrant; (c) the unit purchase option held by the Company’s underwriters will become an equivalent unit purchase option for Pubco; (d) each issued and outstanding membership unit of MJF (including profits interest units, the “Company Units”) will be converted automatically into the right to receive a pro rata portion of the Merger Consideration (as defined below) (except that for MJF profits interest units that are unvested as of the Effective Time, the Merger Consideration will continue to be subject to vesting restrictions); and (e) each outstanding MJF security that is not a Company Unit, if not exercised or converted prior to the Effective Time, shall be cancelled, retired and terminated.

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The value of the aggregate merger consideration (the “Merger Consideration” ) to be paid pursuant to the Merger Agreement to the holders of Company Units as of immediately prior to the Effective Time (the “Sellers”) will be an amount equal to: (i) $70,000,000, plus (or minus if negative) (ii) the net working capital of MJF as of the closing of the transactions contemplated by the Merger Agreement (the “Closing” and the date of such Closing, the “Closing Date”) less the targeted amount of net working capital set forth in the Merger Agreement and minus (iii) the aggregate indebtedness of MJF as of the Closing. The Merger Consideration is subject to a true-up adjustment after the Closing based on final confirmation of the net working capital and aggregate indebtedness of MJF as of the Closing. If the adjustment is (i) a negative adjustment in favor of Pubco, Pubco will make a claim against the Escrow Shares (as defined below) at the Closing Share Price (as defined below) per share or other escrow property in the Escrow Account (as defined below) or (ii) a positive purchase price in favor of the Sellers, Pubco will issue additional shares to the Sellers at the Closing Share Price per share.

The Merger Consideration will be paid in shares of Pubco common stock (the “Consideration Shares”) at a price per share equal to $10.16 per share (the “Closing Share Price”). Notwithstanding the foregoing, ten percent (10%) of the Consideration Shares otherwise issuable to the Sellers (the “Escrow Shares”) shall be held in an escrow account (the “Escrow Account”) to cover any adjustments to the Merger Consideration or claims for indemnification pursuant to the Merger Agreement until 90 days after Pubco files its Annual Report on Form 10-K with the Securities Exchange Commission for the fiscal year ending June 30, 2019 (the “Expiration Date ”), with the exception of Escrow Shares held to satisfy then pending claims which shall remain in the escrow account until the claims are resolved.

The obligations of the Parties to consummate the Merger is subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Merger Agreement and the transactions contemplated thereby and related matters by the requisite vote of the Company’s stockholder and MJF’s members; (ii) expiration of the applicable waiting period under any applicable antitrust laws; (iii) receipt of requisite regulatory approvals and requisite third party consents; (iv) no law or order preventing or prohibiting the Mergers or the other transactions contemplated by the Merger Agreement; (v) no pending litigation to enjoin or restrict the consummation of the Closing; (vi) the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the redemption of the Company’s public stockholders (the “Redemption”) in accordance with the Company’s organizational documents and initial public offering prospectus; (vii) the election or appointment of members to Pubco’s board of directors in accordance with the Merger Agreement; and (viii) the effectiveness of the registration statement to be filed by Pubco to register the Pubco shares to be issued to the Company’s stockholders in the Merger (the “Registration Statement”).

Unless waived by MJF, the obligations of MJF to consummate the Mergers are subject to the satisfaction of the certain Closing conditions, including that the shares of Pubco common stock shall have been accepted for listing on Nasdaq, and that Pubco shall have amended and restated its charter. Unless waived by MTech, the obligations of MTech and the other Purchaser Parties to consummate the Merger are subject to the satisfaction of certain closing conditions, including MTech having received evidence that MJF has terminated and cancelled in full all outstanding options, warrants, rights or other securities that confer on the holder any right to acquire any equity securities of MJF (excluding Company Units), MTech having received evidence that certain contracts involving MJF and/or the Sellers shall have been terminated with no further obligation or liability of MJF, as well as receipt of certain ancillary documents, including the escrow agreement for the Escrow Account, non-competition and non-solicitation agreements from certain Sellers that are part of management of the MJF and transmittal letters and lock-up agreements from the Sellers.

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including by written notice by either MTech or MJF if the Closing has not occurred on or prior to March 15, 2019, for a breach by the other party (or with respect to MTech, the other Purchaser Parties) of its representations, warranties or covenants such that the related Closing condition would not be met or for a Material Adverse Effect on the other party following the date of the Merger Agreement which is uncured and continuing. If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, confidentiality, termination and termination fees (as described below), waiver of claims against the trust, and certain general provisions will continue in effect), and no party will have any further liability to any other party thereto except for liability for any fraud claims or willful breach of the Merger Agreement prior to such termination.

In the event that the Merger Agreement is terminated by MTech or MJF as a result of a material breach by the other party, then the non-breaching party is entitled to receive a cash termination fee equal to $2,000,000, plus the expenses actually incurred by the non-breaching party in connection with the Merger Agreement and the transactions contemplated thereby. The MTech termination fee shall however only be payable on the earlier of the completion of a business combination with a person or entity other than MJF or upon the liquidation of MTech (in each case solely to the extent of funds outside of MTech’s trust account after payment of amounts owned by MTech to its public stockholders).

The Merger Agreement contains customary representations and warranties by each of MJF, MTech, Pubco and the Merger Subs. Many of the representations and warranties are qualified by materiality or “Material Adverse Effect”. The representations and warranties made by the parties survive the Closing until the Expiration Date except that fraud claims will survive indefinitely.

MTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Each party agreed to use its commercially reasonable efforts to effect the Closing. The Merger Agreement also contains certain customary covenants by each of the Parties during the period between the signing of the Merger Agreement and the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms, as well as certain customary covenants, such as confidentiality and publicity that will continue after the termination of the Agreement. Each of the parties also agreed not to solicit or enter into any alternative competing transactions during the period from the date of the Merger Agreement and continuing until the earlier of the termination of the Merger Agreement or the Closing. The Agreement also contains certain covenants regarding the post-Closing board of directors of Pubco and the Registration Statement.

After the Closing, the Sellers are required to severally indemnify Pubco, the Purchaser Representative and their respective affiliates, and each of their respective officers and directors, managers, employees, successors and permitted assignees for breaches of any of representations, warranties or covenants of MFJ or any post-Closing covenants of the Purchaser Parties. After the Closing, Pubco is required to indemnify the Sellers, the Seller Representative and their respective affiliates, and each of their respective officers and directors, managers, employees, successors and permitted assignees for breaches of any of representations or warranties by the Purchaser Parties or any pre-Closing covenants of the Purchaser Parties.

Except for fraud claims and certain fundamental representations and warranties, indemnification claims for breaches of representations and warranties are subject to an aggregate basket of $500,000 before any indemnification claims can be made, at which point the applicable indemnifying parties will be responsible for all claims from the first dollar of losses.

The maximum aggregate amount of indemnification payments which (i) the Sellers will be obligated to pay (excluding fraud claims) is capped at the Escrow Shares or other escrow property in the Escrow Account at the time of determination and (ii) Pubco will be obligated to pay (excluding fraud claims) will not exceed a number of shares of Pubco common stock equal to the number of the Escrow Shares deposited in the escrow account at the Closing. Any indemnification payments by Pubco will be made by issuance of new shares of Pubco common stock at the then current market price and any indemnification payments by the Sellers (other than fraud claims) will be made solely from the Escrow Account, with any Escrow Shares valued at the then current market price. In the case of fraud, claims for indemnification are limited to the Merger Consideration actually paid.

MJF agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in MTech’s trust account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom) directly or indirectly to public stockholders.

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

Recent Developments

On October 10, 2018, we entered into the Merger Agreement by and among the Company, Pubco, the Purchaser Merger Sub, the Company Merger Sub, the Purchaser Representative, MJF and the Seller Representative. See Note 10 in Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2018 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, identifying a target for our Business Combination and activities in connection with the proposed acquisition of MJF. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2018, we had a net loss of $76,218, which consists of operating costs of $314,500 and a provision for income taxes of $33,056, offset by interest income on marketable securities held in the Trust Account of $266,082 and an unrealized gain on marketable securities held in our Trust Account of $5,256.

For the nine months ended September 30, 2018, we had net income of $31,344, which consists of interest income on marketable securities held in the Trust Account of $636,991, offset by operating costs of $537,420, an unrealized loss on marketable securities held in our Trust Account of $6,579 and a provision for income taxes of $61,648.

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

As of September 30, 2018, we had marketable securities held in the Trust Account of $58,130,412 (including approximately $630,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account.

For the nine months ended September 30, 2018, cash used in operating activities amounted to $364,675. Net income of $31,344 was impacted by interest earned on marketable securities held in the Trust Account of $636,991 and an unrealized loss on marketable securities held in the Trust Account of $6,579. Changes in our operating assets and liabilities provided cash of $234,393.

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

As of September 30, 2018, we had cash of $248,835 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of September 30, 2018, we had $248,835 in cash and working capital of $114,719, which excludes franchise and income taxes payable of $101,023, of which such amounts will be paid from interest earned on the Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Our Sponsor, and/or certain of our officers and directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 29, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, the common stocks subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated January 29, 2018 filed with the SEC and the section entitled “Risk Factors” in the preliminary proxy statement on Schedule 14A filed by the Company with the SEC on November 7, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated January 29, 2018 filed with the SEC or the Schedule 14A filed by the Company with the SEC on November 7, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Following the closing of the Initial Public Offering (including the exercise of the underwriters’ over-allotment option and concurrent private placement, $57,500,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account. As of September 30, 2018, cash held outside the Trust Account was $248,835. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the Initial Public Offering, we paid a total of $1,437,500 in underwriting discounts and commissions and $410,778 for other costs and expenses related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTECH ACQUISITION CORP.

Date: November 13, 2018	By:	/s/ Scott Sozio
Name: Scott Sozio
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Tahira Rehmatullah
Name: Tahira Rehmatullah
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

