Form 10-K
period 2018-12-31
MTech Acquisition Corp
filed 2019-03-14
CIK 1719893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38368

MTECH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	81- 2932611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10124 Foxhurst Court, Orlando, Florida	32836
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (407) 345-8332

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2018, as reported on the NASDAQ Capital Market, was approximately $56,120,000.

As of March 13, 2019, there were 1,437,500 shares of Class B common stock and 5,993,750 shares of Class A common stock of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with MJF (defined below) or an alternative business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, if the Merger (defined below) is not consummated;

●

failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. For any risks associated with the Merger (defined below), see the Company’s preliminary proxy statement, as amended, containing information about the Merger and MJF, as initially filed with the SEC on November 7, 2018.

PART I

Item 1.	Business

References in this report to “we,” “us” or “our company” refer to MTech Acquisition Corp. References in this report to our “public shares” are to shares of our Class A common stock sold as part of the units sold in our initial public offering (whether they were purchased in such offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares. References in this report to our “management” or our “management team” refer to our officers and directors, references to our “sponsor” refer to MTech Sponsor LLC. Our chairman, Steven Van Dyke, and our president and one of our directors, Scott Sozio, are the managing members of one of our sponsor’s managing members and each of our officers and directors is a member of our sponsor or owns, indirectly, membership interests in our sponsor through a managing member entity.

General

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our initial business combination and value creation strategy will be to acquire and, after our initial business combination, assist in the growth of a business ancillary to the cannabis industry, with a particular sector focus that includes compliance, business intelligence, brand development and media. However, we are not limited to this industry and, if the Merger (defined below) is not consummated, we may pursue a business combination opportunity in any business or industry we choose and we may pursue a company with operations or opportunities outside of the United States.

Although the cannabis industry has evolved significantly and continues to mature, we believe the industry is still undercapitalized and companies operating across multiple verticals consistently have trouble accessing capital from traditional resources. Financing of businesses that operate within the legal cannabis industry in the U.S. has relied largely on private money — friends and family, high net-worth individuals and small-to-medium-sized private investment firms. Institutional investors have shied away from companies in the cannabis industry, especially those that are directly involved in the production, distribution and sale of cannabis (businesses that “touch the plant”), which we do not intend to target. Even businesses that do not “touch the plant” and instead provide ancillary services to the industry, for the most part, have found it extremely difficult to access capital. The federal prohibition on cannabis has led to a situation in which small investors and venture funds have become the industry’s financial backbone. As a result, we believe we have the opportunity to create a compelling structure that will enable the right target company to go public and access the capital it needs in order to accelerate its organic growth and also create additional stakeholder value as a well-capitalized acquirer in an industry defined by undercapitalized competition. We will not invest in an entity or assets which violate, or aid and abet the violation, of federal law.

On October 10, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, MTech Acquisition Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of ours (“Pubco”), MTech Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco, MTech Company Merger Sub LLC, a Colorado limited liability company and a wholly-owned subsidiary of Pubco, MTech Sponsor LLC, a Florida limited liability company, MJ Freeway LLC, a Colorado limited liability (“MJF”), and Harold Handelsman.

Consummation of the transaction contemplated by the Merger Agreement (the “Merger) is subject to customary conditions of the respective parties, including the approval of the Merger by our stockholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount on deposit in our trust account.

For any risks associated with the Merger and MJF, see the Company’s preliminary proxy statement, as amended from time to time (the “Proxy Statement”) containing information about the Merger and MJF, as initially filed with the SEC on November 7, 2018.

The Merger Agreement and related agreements are further described in the Form 8-K filed by us on October 11, 2018. For additional information regarding MJF, the Merger Agreement and the transactions contemplated therein, see the Proxy Statement.

Other than as specifically discussed, this report does not assume that the closing of the Merger will occur.

Business Strategy

Our strategy is to invest in businesses that are ancillary to the production, distribution and sale of cannabis, with a particular focus on three segments of the industry:

●

Compliance: We believe the businesses that succeed in these early years of legal cannabis will be the ones that make compliance with state regulations an operational priority, driving decision-making at all levels of the company. We believe that investing in compliance services will be critical to the success of the industry in the long-term.

●

Business Intelligence: Cannabis is in the very early stages of discovery. Companies need tools to understand and analyze their business, in many cases without the ability to borrow from other industries. We believe cannabis presents a unique set of challenges, as a highly-regulated industry that operates within a network of conflicting federal and state laws. As a result, ancillary businesses that provide services to other industries, and would under normal circumstances make their products and technologies available to the cannabis industry, have instead stayed out of the market. The void is being filled by companies dedicated to the cannabis industry, in many cases designing custom-built technology.

●

Brands & Media: Cannabis is an industry defined by a lack of information and misinformation. We believe that brands and media will play a critical role in supplying consumers with the knowledge and confidence to patronize the category.

Acquisition Criteria

Consistent with our business strategy, we have identified the following criteria that we have used in evaluating business transaction opportunities and would continue to use in the event that we are unable to consummate the Merger. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria. Notwithstanding anything below, we will not invest in an entity or assets which violate, or aid and abet the violation, of federal law. We have used these criteria in evaluating acquisition opportunities, including MJF, which meets all of these criteria, but we may decide to enter into our initial business combination with an alternative target business that may not meet the following criteria:

●	Ancillary: Does not touch the plant, allowing the business to be unconstrained by state borders.
●

Able to Build Infrastructure: Our management believes that technology-driven solutions to operational challenges in a nascent industry and complex regulatory environment have a unique window of opportunity to create infrastructure that will grow with the industry.

●	Scalable: We believe the cannabis industry is in an explosive growth phase and our goal is to invest in the businesses that are built to scale faster than the competition.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business transaction may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that the Merger is not consummated and we find an opportunity that is more compelling to us than the opportunities described above, we would pursue such opportunity. However, we have not established any particular parameters as to when we might turn our attention to opportunities that are not underperforming and/or not operating in an industry undergoing a period of dislocation.

Direct Involvement Post-Transaction

Because our management team knows what it is like to operate in the cannabis industry, we understand the everyday challenges confronting other management teams in this industry. Not only do we bring capital and resources to our investments, but we have the ability to anticipate their needs and equip them with solutions. After the initial business combination, our management team intends to apply a rigorous approach to enhancing shareholder value, including evaluating the experience and expertise of incumbent management and making changes when appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures, and accessing the financial markets to optimize the company’s capital structure. We will pursue post-merger initiatives through participation on the board of directors, through direct involvement with company operations and/or calling upon a stable of former managers and advisors when necessary.

●

Corporate Governance and Oversight. Actively participating as board members can include many activities ranging from monthly or quarterly board meetings, chairing standing (compensation, audit or investment committees) or special committees, to replacing or supplementing company management teams when necessary, adding outside directors with industry expertise, providing guidance on strategic and operational issues including revenue enhancement opportunities, cost savings, operating efficiencies as well as reviewing and testing annual budgets, reviewing acquisitions and divestitures, and assisting in the accessing of capital markets to further optimize financing costs and fund expansion. As active members on the board of directors, our management team members intend to evaluate the suitability of the incumbent organization leaders.

●

Direct Operational Involvement. Our management team, through ongoing board service, intend to actively engage with company management to effect change in an organization. These activities may include: (i) establishing an agenda for management and instilling a sense of accountability and urgency; (ii) aligning the interest of management with growing shareholder value; (iii) providing strategic planning and management consulting assistance; (iv) establishing measurable key performance metrics and accretive internal processes; and (v) right-sizing costs. These skill sets will be integral to shareholder value creation.

●

Access to Portfolio Company Managers and Advisors. When appropriate, we intend to bring in outside directors, managers or consultants to assist in corporate governance and operational turnaround activities. The use of supplemental advisors should provide additional resources to management to address time intensive issues that may be delaying an organization from realizing fully its potential shareholder returns.

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. However there is currently no market for our securities and a market for our securities may not develop. As a result, this purported benefit may not be realized.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial position

With funds in the trust account of $57,500,000 available to use for a business combination (assuming no stockholder seeks conversion of their shares or seeks to sell their shares to us in a tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Significant Activities Since Inception

On February 1, 2018, we consummated our initial public offering of 5,000,000 units, each unit consisting of one share of Class A common stock, par value $0.0001 per share and one warrant, each warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share, pursuant to a registration statement on Form S-1 (File No. 333-221957). The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $50,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed the private placement of 225,000 units, issued to our sponsor, generating gross proceeds of $2,250,000.

On February 8, 2018, the underwriters of our initial public offering exercised their over-allotment option in full and purchased 750,000 units at an offering price of $10.00 per unit, generating gross proceeds of $7.5 million. On February 8, 2018, simultaneously with the sale of the over-allotment units, we completed a private placement with our sponsor for an additional 18,750 units at a price of $10.00 per unit, generating gross proceeds of $187,500.

Approximately $57.5 million of the net proceeds from our initial public offering (including the over-allotment) and the private placements with our sponsor were deposited in a trust account established for the benefit of the Company’s public stockholders.

Our units began trading on January 30, 2018 on the Nasdaq Capital Market under the symbol MTECU. Commencing on February 21, 2018, the securities comprising the units began separate trading. The units, common stock and warrants are trading on the Nasdaq Capital Market under the symbols “MTECU,” “MTEC” and “MTECW,” respectively.

As discussed above, on October 10, 2018, we entered into the Merger Agreement, pursuant to which, among other things and subject to the terms and conditions contained therein, we have agreed to acquire MJF. For additional information regarding the Merger, please see the Proxy Statement.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until the closing of our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of founders’ units, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. In the event that we do not consummate the Merger, we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will have until August 1, 2019 to consummate our initial business combination. If we are unable to consummate the Merger or an alternative initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Sources of Target Businesses

We have evaluated and, in the event that the Merger is not consummated, we expect to continue to evaluate, opportunities that are sourced through the relationship networks of our management team, which includes numerous entrepreneurs, management teams, intermediaries and venture capital funds.

Our management team has considerable expertise in the evaluation of cannabis investments, with the benefit of further diligence support from our senior advisor.

We believe based on our management team’s business knowledge and past experience that there are numerous alternative acquisition candidates, in the event that the Merger is not consummated. We expect that our principal means of identifying potential target businesses, if the Merger is not consummated, will be through the extensive contacts and relationships of our management team. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to their contacts and resources will continue to generate a number of potential business combination opportunities that will warrant further investigation, if needed. We also anticipate that target business candidates may continue to be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. They must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may engage these firms or other individuals in the future in connection with the Merger or an alternative business combination, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative services fee, the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses. Our audit committee reviews and must approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described above in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Acquisition Criteria,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, except that we will not invest in an entity or assets which violate, or aid and abet the violation, of federal law.

The time and costs required to select and evaluate an alternative target business and to structure and complete the Merger or an alternative business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the Merger, if not consummated, or the identification and evaluation of an alternative prospective target business with which a business combination is not ultimately completed, will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses, such as in connection with the Merger. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of any target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria.

We are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Merger.

Lack of Business Diversification

In the event that the Merger is not consummated, we may seek to effect a business combination with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition. We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business. In the event the Merger is consummated, Messrs. Kane, Rehmatullah and Rothschild will serve as directors of the surviving corporation following the Merger.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

The Merger requires the approval of our stockholders. However, in the event that the Merger is not consummated, in connection with any alternative proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In connection with the Merger, we have announced that we intend to hold a special meeting of stockholders. If the Merger is not consummated, in connection with an alternative business combination, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until August 1, 2019 in order to be able to receive a pro rata share of the trust account.

Our sponsor and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founders’ shares and the shares of Class A common stock underlying the founders’ units, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need only 2,034,376, or 35.4%, of the 5,750,000 public shares to be voted in favor of a transaction in order to have our initial business combination approved (assuming all shares were present and entitled to vote at the meeting).

If we hold a meeting to approve the Merger or an alternative proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of shares of Class A common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, such as in connection with the Merger, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our Class A common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

We may also require public stockholders seeking conversion, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements, such as in connection with the Merger. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of Class A common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only until August 1, 2019 to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $15,000 of any remaining interest for dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, executive officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination until August 1, 2019 or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $15,000 of any remaining interest for dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following August 1, 2019, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Mr. Van Dyke has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that he will be able to satisfy its indemnification obligations if he is required to do so. Additionally, the agreement Mr. Van Dyke entered into specifically provides for two exceptions to the indemnity he has given: he will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether Mr. Van Dyke has sufficient funds to satisfy his indemnity obligations. We have not asked Mr. Van Dyke to reserve for such indemnification obligations. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $15,000 of any remaining interest for dissolution expenses.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founders’ shares and the shares of Class A common stock underlying the founders’ units have waived their rights to participate in any liquidation distribution with respect to such founders’ shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

In the event that we do not consummate the Merger, and if we are unable to complete an alternative initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 1, 2019 or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by August 1, 2019, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account.

The holders of the founders’ shares or shares of Class A common stock underlying the founders’ units will not participate in any redemption distribution from our trust account with respect to such founders’ shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after August 1, 2019, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by August 1, 2019, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, or director, or any other person. Our sponsor, officers and directors, and other holders of our founders’ units have agreed to waive any conversion rights with respect to any founders’ shares, shares of Class A common stock underlying the founders’ units and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●

we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●

we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by August 1, 2019, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●

our shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment as provided herein;

●	upon the consummation of our initial public offering, $57.5 million was placed into the trust account;

●

we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●

prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the Class A common stock sold in our initial public offering on any matter.

Competition

In the event we do not consummate the Merger, we may continue to encounter intense competition from other entities having a business objective similar to ours in identifying, evaluating and selecting an alternative target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of Class A common stock held by our public stockholders may reduce the resources available to us for a business combination;

●	our Class B stock converting into shares of Class A common stock as described herein; and

●	our outstanding warrants and unit purchase options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting the Merger or an alternative business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Our executive officers devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of the Merger or an alternative business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report contains financial statements audited and reported on by our independent registered public accountants.

We have filed audited financial statements of MJF to be included as part of the proxy solicitation materials to be sent to stockholders to assist them in assessing MJF, and, in the event that the Merger is not consummated, we will provide stockholders with audited financial statements of another prospective target company as part of the proxy solicitation or tender offer material to be sent to stockholders. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.	Risk Factors

You should consider carefully the risk factors described below, together with the other information contained in this report, including the financial statements and the notes thereto. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. Risks associated with the Merger and MJF are more fully discussed in the Proxy Statement.

Risks Associated with Our Business

We are a company with no operating history and, accordingly, you do not have any basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate an initial business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2018, we had $4,489 in cash and a working capital deficit of $233,352, which excludes franchise and income taxes payable of $137,401, of which such amounts will be paid from interest earned on the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this report titled ”Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

If we are unable to consummate the Merger or an alternative business combination, our public stockholders may be forced to wait until August 1, 2019 before receiving distributions from the trust account.

We have until August 1, 2019 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

The Merger requires the approval of our stockholders. However, in the event that the Merger is not consummated, we will, in connection with any alternative business combination, either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we seek stockholder approval of our initial business combination, such as in connection with the Merger, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike some other blank check companies in which the initial stockholders agree to vote their founders’ shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor has agreed (i) to vote any of the founders’ shares and shares of Class A common stock underlying the founders’ units held by the sponsor in favor of any proposed business combination, (ii) not to convert any such shares in connection with a stockholder vote to approve a proposed initial business combination  such as in connection with the Merger and (iii) not to sell any such shares to us in a tender offer in connection with any proposed business combination. As a result, we would need only 2,034,376, or 35.4%, of the 5,750,000 public shares to be voted in favor of a transaction in order to have our initial business combination approved (assuming all shares were present and entitled to vote at the meeting). Accordingly, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote its founders’ shares and shares of Class A common stock underlying the founders’ units in accordance with the majority of the votes cast by our public stockholders.

You will not be entitled to protections normally afforded to investors of blank check companies.

We are deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder or a “group” of stockholders holding a substantial portion of our Class A common stock may influence our ability to complete our business combination.

Unlike other blank check companies, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation does not provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), holding in excess of a certain percentage of shares offered in our initial public offering will be restricted from seeking redemption rights with respect to any shares they hold in excess of such percentage. The ability of any such stockholder to redeem all their shares will increase their influence over our ability to complete our business combination and could make it more difficult for us to complete such business combination.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this report would be rendered irrelevant and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in the prospectus relating to our initial public offering, although we have no current intention to do so. For instance, we currently anticipate acquiring a target business with a consistent historical financial performance, and the Merger does not deviate from such guidelines. However, in the event that we do not consummate the Merger, we are not obligated to do so and may determine to merge with or acquire a company with no operating history if the terms of the transaction are determined by us to be favorable to our public stockholders. In such event, many of the acquisition criteria and guidelines set forth in the prospectus relating to our initial public offering would be rendered irrelevant. We could also seek to amend our amended and restated certificate of incorporation to provide us with more time to complete an initial business combination. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 15,000,000 shares of Class A common stock, par value $0.0001 per share, 3,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 2,268,750 and 1,562,500 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants (including insiders’ warrants) and the underwriters’ unit purchase option but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. Currently, there are no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein (although this is not the case if we consummate the Merger). The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of investors;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●

may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the proceeds not being held in trust are insufficient to allow us to operate until August 1, 2019, we may be unable to complete a business combination.

If we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. As of the date hereof, an aggregate of $150,000 of such loans have been made.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, Mr. Van Dyke has agreed (subject to certain exceptions described elsewhere in this report) that he will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, he may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00. We have not independently verified whether Mr. Van Dyke has sufficient funds to satisfy his indemnity obligations. We have not asked Mr. Van Dyke to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until August 1, 2019. If we have not completed the Merger or an alternative business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $15,000 of any remaining interest for dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce Mr. Van Dyke’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and Mr. Van Dyke asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Van Dyke to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Van Dyke to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we do not file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants issued in our initial public offering, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants issued in our initial public offering at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Class A common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants issued in our initial public offering is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants issued in our initial public offering until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of Class A common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants issued in our initial public offering.

No warrants will be exercisable and we will not be obligated to issue shares of Class A common stock unless the shares of Class A common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of Class A common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold and may be subject to redemption.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders.

Unlike many other similarly structured blank check companies, our initial stockholder may receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founders’ shares will automatically convert into Class A common stock on the first business day following the consummation of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. Although this is not the case if we consummate the Merger, in the case that additional Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the initial business combination, the ratio at which founders’ shares shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A common stock issuable upon conversion of all founders’ shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination (not including the shares of Class A common stock underlying the founders’ units) excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any founders’ units (and underlying securities) issued upon conversion of working capital loans, after taking into account Class A common stock redeemed in connection with the business combination. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. This may make it more difficult and expensive for us to consummate an initial business combination.

Because we are not limited to a particular industry or target business with which to complete a business combination, in the event that the Merger is not consummated, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business, although we intend to focus on companies or assets ancillary to the cannabis industry. Accordingly, in the event that the Merger is not consummated, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

In the event that the Merger is consummated, Messrs. Kane, Rehmatullah and Rothschild will serve as directors of the surviving corporation. In the event that the Merger is not consummated, the role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose, although we intend to focus on companies or assets ancillary to the cannabis industry, with a particular sector focus that includes compliance, business intelligence, brand development and media. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

In the event that the Merger is consummated, members of our management team may be paid director fees from the surviving corporation. In the event that the Merger is not consummated, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. Each of our employees devotes such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate the Merger or an alternative initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor, which is affiliated with certain of our officers and directors, has agreed to waive its right to convert its founders’ shares, the shares of Class A common stock underlying the founders’ units or any other public shares purchased, or to receive distributions from the trust account with respect to its founders’ shares or the shares of Class A common stock underlying the founders’ units upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our initial public offering, as well as the founders’ units and the securities underlying the founders’ units, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers, through their interests in our sponsor, may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Certain of our officers have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our directors have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Our executive officers, directors, senior advisor, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, senior advisor, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors, executive officers or our senior advisor (although this is not the case with respect to the Merger). Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. We will be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. Additionally, we can provide no assurance that the securities of the combined company following our initial business combination will continue to be listed on Nasdaq if our target company is unable to meet the initial listing standards, including qualitative and quantitative standards.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●

a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A common stock and warrants are currently listed on Nasdaq, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period exceeds $1 billion or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although, in the event that the Merger is not consummated, we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System as described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempt to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, including MJF, our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

In the event that the Merger is not consummated, we cannot ascertain the capital requirements for any particular transaction. If the Merger is not consummated and we attempt to consummate an alternative business combination, if the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholder controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsor owns approximately 22.6% of our issued and outstanding shares of common stock (including the shares of Class A common stock underlying the founders’ units). Our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote the shares of Class B common stock owned by them immediately before our initial public offering, the shares of Class A common stock underlying the founders’ units, as well as any shares of Class A common stock acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholder will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and unit purchase options may have an adverse effect on the market price of our Class A common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 5,750,000 shares of Class A common stock as part of the units offered in our initial public offering, founders’ warrants to purchase 243,750 shares of Class A common stock and 250,000 warrants underlying the unit purchase options. We may also issue other units containing warrants to our sponsor, officers or directors in payment of working capital loans made to us as described in this report. To the extent we issue shares of Class A common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and unit purchase options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and unit purchase options may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants or unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the founders’ warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our founders’ units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon exercise of the warrants. Accordingly, the warrants may expire worthless.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of Class A common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the founders’ units and any units our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the founders’ units and any other units we issue to them (and the underlying shares of Class A common stock) commencing at any time after we consummate an initial business combination, as well as any securities underlying any such units. In connection with the Merger, the current owners of MJF will be granted piggy-back registration rights for any shares that may be issued pursuant to the Merger for purchase price adjustment or indemnification claims. The presence of these additional shares of Class A common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of Class A common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we invested the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial business combination by August 1, 2019 may give potential target businesses leverage over us in negotiating a business combination.

We have until August 1, 2019 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by August 1, 2019. We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur. If we have not completed our initial business combination by August 1, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $15,000 of any remaining interest for dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. In all other instances, we will have no obligation to obtain an opinion. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Merger. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments, such as in connection with the Merger, require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, such as the Merger, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, such as the Merger, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 requires substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

In the event that we do not consummate the Merger, we may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In the event that we do not consummate the Merger, if we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which serves for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

There may be tax consequences to our business combination that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

There are risks related to the cannabis industry to which we may be subject.

Business combinations with companies with operations in the cannabis industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the cannabis industry, we will be subject to, and possibly adversely affected by, the following risks:

●

Use of cannabis is illegal under federal law, and therefore, strict enforcement of federal laws regarding the use, cultivation, processing and/or sale of cannabis would likely result in our inability to execute a business plan in the cannabis industry;

●

Enforcement of federal law under the Controlled Substances Act by the Department of Justice and the Trump administration may negatively impact our ability to pursue our prospective business operations and/or generate revenues;

●	The cannabis industry is extremely speculative and its legality is uncertain, making it subject to inherent risk;
●	Consumer complaints and negative publicity regarding the products and services of a prospective business could hurt the business and reputation of such business;

●	Recent governmental changes and other developments at the federal level have created uncertainty in the cannabis industry;

●

New laws and regulations that are adverse to the cannabis industry may be enacted, and current favorable state or local laws and regulations relating to cannabis may be modified or eliminated in the future;

●	Our ability to grow a business in the cannabis industry will depend on state laws pertaining to the cannabis industry;
●	Assets leased to cannabis businesses may be forfeited to the federal government;
●

U.S. Food and Drug Administration regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which could directly affect our financial condition;

●

Due to our proposed involvement in the regulated cannabis industry, we may have a difficult time obtaining the various insurance policies that are needed to operate our business, which may expose us to additional risks and financial liabilities;

●	The cannabis industry may face significant opposition from other industries, including but not limited to the pharmaceutical industry;
●	We may have difficulty accessing the service of banks, which may inhibit our ability to open bank accounts, obtain financing in the future, or otherwise utilize traditional banking services;
●	Cannabis businesses may incur uninsured losses and insurance may be difficult to obtain or maintain, and may be inadequate to cover losses even if obtained;
●

Laws and regulations affecting the regulated cannabis industry are varied, broad in scope and subject to evolving interpretations, and may restrict the use of the properties we acquire or require certain additional regulatory approvals, which could materially adversely affect our operations;

●	Securities exchanges may not list companies engaged in the cannabis industry;
●	Applicable state laws may prevent us from maximizing our potential income; and
●

Section 280E of the Internal Revenue Code, which disallows a tax deduction for any amount paid or incurred in carrying on any trade or business that consists of trafficking in controlled substances prohibited by federal or state law, may prevent us from deducting certain business expenditures, which would increase our net taxable income.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the compliance, business intelligence, brand development and media sectors of the cannabis industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

For any risks associated with the Merger and MJF, see the Proxy Statement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 10124 Foxhurst Court, Orlando, Florida 32836. The cost for this space is included in the $10,000 per-month aggregate fee our sponsor charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “MTECU,” “MTEC” and “MTECW,” respectively. Our units commenced public trading on January 30, 2018, and our common stock and warrants commenced separate public trading on February 21, 2018.

Holders

On March 13, 2019, there were two holders of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

On October 10, 2018, we entered into the Merger Agreement by and among the Company, Pubco, the Purchaser Merger Sub, the Company Merger Sub, the Purchaser Representative, MJF and the Seller Representative. See Note 10 to our audited financial statements set forth herein for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2018 were organizational activities, those necessary to prepare for our initial public offering, described below, identifying a target for our business combination and activities in connection with the proposed acquisition of MJF. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2018, we had a net loss of $29,957, which consists of operating costs of $906,166, an unrealized loss on marketable securities held in our trust account of $7,703 and a provision for income taxes of $75,733, offset by interest income on marketable securities held in the Trust Account of $959,645.

For the period from September 27, 2107 (inception) through December 31, 2017, we had net loss of $1,558, which consists of operating costs of $1,558.

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

As of December 31, 2018, we had marketable securities held in the trust account of $58,451,942 (including approximately $952,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account.

For the year ended December 31, 2018, cash used in operating activities amounted to $609,021. Net loss of $29,957 was affected by interest earned on marketable securities held in the trust account of $959,645, an unrealized loss on marketable securities held in the trust account of $7,703 and a deferred tax benefit of $1,618. Changes in our operating assets and liabilities provided $374,496 of cash from operating activities.

For the period from September 27, 2107 (inception) through December 31, 2017, cash used in operating activities amounted to $812. Net loss of $1,558 was impacted by changes in our operating assets and liabilities provided $746 of cash from operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2018, we had cash of $4,489 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, our Sponsor or certain of our officers, directors or affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be converted into Units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. As of the date hereof, an aggregate of $150,000 of such loans have been made.

As of December 31, 2018, we had $4,489 in cash and a working capital deficit of $231,735, which excludes franchise and income taxes payable of $137,401, of which such amounts will be paid from interest earned on the trust account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a business combination. Our Sponsor, and/or certain of our officers and directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 29, 2018 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, the common stocks subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private units held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Steven Van Dyke	59	Chairman
Scott Sozio	39	Chief Executive Officer and Director
Tahira Rehmatullah	37	Chief Financial Officer
Emily Paxhia	38	Director
Anthony Georgiadis	41	Director
W. Jake Bergmann	32	Director

Steven Van Dyke, Chairman

Mr. Van Dyke has served as Chairman of our Board since September 2017. Mr. Van Dyke is a Co-Founder and Chairman of Hypur Ventures, L.P., or Hypur Ventures, a cannabis-focused venture capital fund founded in 2016. His role at Hypur Ventures is to guide portfolio construction and deal structuring. Mr. Van Dyke has more than 30 years of capital management experience, having founded and run two hedge funds with over $1 billion in assets under management, most recently as founding partner of New York-based BHR Capital LLC, a hedge fund with over $1 billion in assets under management at the time of his departure in 2012. Mr. Van Dyke founded BHR’s predecessor firm, Bay Harbour Management, L.C. in 1996, growing it into a $1 billion distressed-debt focused hedge fund. Mr. Van Dyke built his career and reputation around his expertise in alternative investments, including restructurings, venture capital and real estate. In addition to his role at Hypur Ventures, Mr. Van Dyke has managed his own capital out of his family office, Van Dyke Holdings, since its founding in 2013. Since 2003, Mr. Van Dyke has served as a Director of American Banknote Corp., a secure payment, credit card and documents company and since 2015 as a Director of GCH, Inc., the parent company of the Willie’s Reserve brand, the namesake cannabis brand of Willie Nelson. He is a former director of TelCove, Inc. (from 2005 to 2006), a telecom provider, and Great Destinations, Inc. (from 2013 to 2016), a timeshare sales business. Mr. Van Dyke graduated from the University of Kentucky with his BBA in Finance. He is a Chartered Financial Analyst, a member of the Association for Investment Management and Research and the Society of International Business Fellows. Mr. Van Dyke is well-qualified to serve as a Director due to his extensive experience in the cannabis industry, as well as his expertise in finance and alternative investments.

Scott Sozio, Chief Executive Officer and Director

Mr. Sozio has been our Chief Executive Officer since September 2017 and a Director since December 2017. Mr. Sozio is also a Co-Founder and Managing Director of Hypur Ventures since 2016, where he sources, structures, negotiates and executes portfolio investments. Since 2015, Mr. Sozio has been a Director of Hypur Inc., a financial technology firm focused on banking compliance, and since 2016, a Director of Simplifya Holdings, LLC, a cannabis compliance technology business, both portfolio companies of Hypur Ventures. Mr. Sozio has also been a Partner at the family office investment firm of our Chairman, Van Dyke Holdings, since its inception in 2013. Since the founding of Van Dyke Holdings, Mr. Sozio has been responsible for its private investment portfolio, and he led its initial deal in the cannabis industry in 2014. Prior to joining Van Dyke Holdings, Mr. Sozio was a Vice President of Bay Harbour Management L.C., a distressed-debt focused hedge fund founded by our Chairman. He joined Bay Harbour in 2004 after working in the Financial Restructuring Advisory Group at CIBC World Markets. Mr. Sozio is the former Chairman of Island One, Inc., a timeshare company based in Florida (from 2011 to 2012), and acquired by Diamond Resorts as part of Diamond’s IPO, and a former Director of Great Destinations, Inc., a timeshare sales business based in California (from 2013 to 2016), and acquired by Interval International in 2016. Mr. Sozio holds a B.A. in Architecture from Columbia University. Mr. Sozio is well-qualified to serve as a Director due to his extensive experience in the cannabis industry, as well as his expertise in finance and alternative investments.

Tahira Rehmatullah, Chief Financial Officer

Ms. Rehmatullah has been our Chief Financial Officer since September 2017. Since 2016, Ms. Rehmatullah has been a Managing Director of Hypur Ventures, where she is responsible for portfolio company management as well as investment sourcing and execution. Since June 2017, Ms. Rehmatullah has served as a Director of Dope Media, a cannabis media company and portfolio company of Hypur Ventures. Prior to joining Hypur Ventures, from 2014 to 2016 Ms. Rehmatullah served as the General Manager of Marley Natural, a cannabis brand based on the life and legacy of Bob Marley, where she was responsible for the brand launch as well as managing its day-to-day operations. From 2014 to 2016, she was also an Investment Manager at Privateer Holdings, a private equity firm with investments in the legal cannabis industry. Prior to her activities in the cannabis industry, from 2011 to 2012, Ms. Rehmatullah was a Portfolio Manager at City First Enterprises, or CFE, where she was responsible for underwriting, structuring and managing deals for their community development and investment portfolio. Before CFE, from 2007 to 2011 Ms. Rehmatullah was an associate at Perry Capital where she led research initiatives for the asset-backed securities team. Her career began in Ernst & Young’s Financial Services Advisory practice in 2005. Ms. Rehmatullah holds an M.B.A. from the Yale School of Management and was a Yale Entrepreneurial Institute Venture Creation Advisor. She holds a B.S. in Finance and minor in Life Sciences from The Ohio State University where she graduated Magna Cum Laude and was a Presidential Scholar.

Emily Paxhia, Director

Ms. Paxhia has served as a member of our Board January 29, 2018. Ms. Paxhia is a co-founder and Managing Director of Poseidon Investment Management, which has two private funds dedicated to cannabis and hemp related investments, and has served in such role since 2013. The Poseidon team launched its first fund in 2014, and has been actively investing in the cannabis industry since that time, recently launching a later-stage cannabis and hemp fund in October 2017. Poseidon has over 30 portfolio companies across several verticals in the industry in the United States and abroad. In her role as co-founder of Poseidon, Ms. Paxhia participates in portfolio-wide investment decisions and market research, interacts with management of portfolio companies, monitors their performance, serves as a primary negotiator for approved transactions, maintains industry business relationships to generate on-going deal flow and works with external capital providers to gain support for investment financing. She is currently a director of Dope Media (from 2016 to present), a brand and publishing company, Tradiv, Inc. (from 2016 to present), a digital B2B wholesale platform, Flowhub, LLC (from 2015 to present), a compliance technology solution, and the Marijuana Policy Project, a marijuana policy reform organization. She also participates as an adviser to several of Poseidon’s portfolio companies such as Wurkforce, Inc., a human capital software platform (from 2016 to present), Baker Technologies, Inc., a consumer engagement and loyalty technology solution (from 2015 to present), and Headset, Inc., a cannabis business intelligence technology (from 2015 to present). Ms. Paxhia graduated from New York University with an M.A. in Psychology and earned a B.A. in Psychology from Skidmore College. Ms. Paxhia is well-qualified to serve as a Director due to her extensive experience in the cannabis industry, as well as her background in sourcing, negotiating and managing investments.

Anthony Georgiadis, Director

Mr. Georgiadis has served as a member of our Board January 29, 2018. Since 2000, Mr. Georgiadis has been a private investor and entrepreneur, serving since 2015 as the Chief Financial Officer and Board Member of Green Thumb Industries, a vertically integrated cannabis retailer licensed in eight states. Mr. Georgiadis has invested in more than 14 cannabis-related companies including industry leaders such as PAX (vapor technology), Cannasure (insurance), Headset (data analytics) and Baker (customer engagement). Prior to entering the cannabis industry, from 2005 to 2015, Mr. Georgiadis was the Chief Operating Officer of Wendover Art Group, a Florida-based manufacturing business that he helped grow into a nationally prominent manufacturer of wall décor. Prior to that, from 2000 to 2002 he worked as an M&A analyst for Bowles Hollowell Conner & Co., and from 2002 to 2005 as an investment associate for CIVC Partners, a Chicago-based private equity firm. Mr. Georgiadis graduated magna cum laude from Bucknell University with a degree in finance and a minor in mathematics. Mr. Georgiadis is well-qualified to serve as a Director due to his extensive experience in the cannabis industry, his operational expertise as well as his background in finance and investing.

R. Jake Bergmann, Director

Mr. Bergmann has served as a member of our Board since January 29, 2018. In 2014, he founded Surterra Holdings Inc., a cannabis operator with vertically integrated licenses in Florida and Texas, and has served as its Chief Executive Officer since its foundation. Mr. Bergmann began his career in 2010 as an investment banking analyst at SunTrust Robinson Humphrey, where he worked on acquisitions, structured debt originations and asset dispositions until 2012. In 2010, he also founded Valkyrie Capital, a global macroeconomic-themed investment fund, and served as its Chief Investment Officer until 2014 where he led asset allocation strategy, investment research, fund manager due diligence and direct equity, start-up and real estate investments. Mr. Bergmann holds B.A. degrees in Finance and Real Estate from Georgia State University and a Certificate of Public Finance from the London School of Economics. Mr. Bergmann is well-qualified to serve as a Director due to his experience in the cannabis industry, as well as his background in finance and investment management.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Ms. Paxhia, Mr. Georgiadis and Mr. Bergmann, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Van Dyke and Mr. Sozio, will expire at the second annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each such committee is composed solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of Ms. Paxhia, Mr. Georgiadis and Mr. Bergmann each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee is at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, our committee must have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Georgiadis qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Ms. Paxhia and Mr. Georgiadis, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Ms. Paxhia and Mr. Georgiadis, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of the prospectus relating to our initial public offering through the acquisition of a target business, we pay our sponsor an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee and the repayment of any loans made by our sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, have been or will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. In the event that the amount of such compensation is not known at the time of a stockholder meeting held to consider an initial business combination, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
MTech Sponsor LLC (2)	243,750	4.1%	1,437,500	100%
Game Boy Partners, LLC (2)	243,750	4.1%	1,437,500	100%
Steven Van Dyke	243,750	4.1%	1,437,500	100%
Scott Sozio	243,750	4.1%	1,437,500	100%
Tahira Rehmatullah	—	—	—	—
Emily Paxhia	—	—	—	—
Anthony Georgiadis	—	—	—	—
W. Jake Bergmann	—	—	—	—
Whitefort Capital Master Fund, LP (3)	360,000	6.3%	—	—
Zoe Partners Limited Partnership (4)	501,000	8.7%
Basso Capital Management, L.P. (5)	384,323	6.7%
All directors and executive officers as a group (6 individuals)	—	—	1,437,500	100%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 10124 Foxhurst Court, Orlando, Florida 32836.

(2)

Represents founders’ shares, classified as shares of Class B common stock, and shares of Class A common stock underlying units issued pursuant to a private placement, held by MTech Sponsor LLC, our sponsor. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment. Each of our officers and directors is a member of our sponsor or owns, indirectly, membership interests in our sponsor through a managing member entity. Messrs Van Dyke and Sozio, our Chairman and our Chief Executive Officer respectively, are the managing members of SS FL, LLC, which is one of the managing members of our sponsor. Accordingly, they may be deemed to have or share beneficial ownership of such shares. The managing member of our sponsor’s other managing member, Game Boy Partners, LLC is Drew Effron, and he may be deemed to have or share beneficial ownership of such shares. Other individuals who are members of Game Boy Partners, LLC are Craig Effron (brother of Drew Effron), Curtis Schenker and our senior advisor, Douglas Rothschild.  Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes shares underlying private placement warrants, as such shares may not be voted or disposed of by our sponsor within 60 days of the date of this prospectus.

(3)

Based on a Schedule 13G filed on October 26, 2018. Represents shares held by Whitefort Capital Master Fund, LP, a Cayman Islands exempted limited partnership (the “Master Fund”). Whitefort Capital Management, LP (“Whitefort Management”), a Delaware limited partnership, acts as the investment manager of the Master Fund. Each of David Salanic and Joseph Kaplan is a Co-Managing Partner of Whitefort Management. By virtue of these relationships, each of Whitefort Management, Mr. Salanic and Mr. Kaplan may be deemed to have voting and dispositive power with respect to the shares owned by the Master Fund. The business address of each such persons is 780 Third Avenue, 26th Floor, New York, New York 10017.

(4)

Based on a Schedule 13G filed on September 24, 2018. Zoe Partners Limited Partnership (“Zoe Partners”), a Texas limited partnership, is the direct beneficial owner of the shares. Each of Zoe Holdings LLC, a Texas limited liability company, and Andrew D. Fredman may be deemed to indirectly beneficially own the shares held by Zoe Partners. The business address of each such persons is 7800 Red Road, Suite 308, Miami, Florida 33143.

(5)

Based on a Schedule 13G filed on August 17, 2018. Such shares are directly beneficially owned by Basso SPAC Fund LLC (“Basso SPAC”), a Delaware limited liability company.  Basso Management, LLC (“Basso Management”), a Delaware limited liability company, is the manager of Basso SPAC.  Basso Capital Management, L.P. (“BCM”), a Delaware limited partnership, serves as the investment manager of Basso SPAC.  Basso GP, LLC (“Basso GP”), a Delaware limited liability company, is the general partner of BCM.  Howard I. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding managing partner of BCM, and a member of each of Basso Management and Basso GP.  Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own such shares. The business address of each such persons is 650 Fifth Avenue, New York, New York 10019.

Changes in Control

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In September 2017, we issued 1,437,500 shares of Class B common stock to MTech Sponsor LLC for $25,000 in cash, at a purchase price of approximately $0.017 per share, in connection with our organization. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of this offering (not including the shares of Class A common stock underlying the founders’ units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination or pursuant to units (and their underlying securities) issued to our sponsor upon conversion of working capital loans, after taking into account any shares of Class A common stock redeemed in connection with the business combination.

Our sponsor purchased from us an aggregate of 243,750 units, or “founders’ units,” at $10.00 per unit (for a total purchase price of $2,437,500) in a private placement that close simultaneously with the closing of our initial public offering. The founders’ units are identical to the units sold in our initial public offering except that the underlying founders’ warrants: (i) are not redeemable by us and (ii) may be exercised for cash or on a cashless basis, so long as they are held our sponsor or any of its permitted transferees. Our sponsor has agreed not to transfer, assign or sell any of the founders’ units or their underlying securities, including the Class A common stock issuable upon exercise of the founders’ warrants (except to certain permitted transferees), until after the completion of our initial business combination.

In order to meet our working capital needs, our sponsor, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would be identical to the founders’ units. If we do not complete a business combination, the loans will be forgiven. As of the date hereof, an aggregate of $150,000 of such loans have been made.

The holders of our founders’ shares as well as the holders of the founders’ units and any units our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the founders’ units or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to the consummation of our initial public offering, we received an aggregate of $175,000 of advances from related parties to cover expenses related to such offering. The advances were non-interest bearing and due on demand. We repaid these advances from the proceeds of such offering not placed in trust.

Our sponsor makes available to us certain general and administrative services, including office space, utilities and administrative support, as we require from time to time. We pay our sponsor an aggregate of $10,000 per month for these services. Mr. Van Dyke, our Chairman, and Mr. Sozio, our President and Chief Executive Officer, are the managing members of one of the managing members of our sponsor. Each of our officers and directors is a member of our sponsor or owns, indirectly, membership interests in our sponsor through a managing member entity. Accordingly, they will benefit from the transaction to the extent of their interest in our sponsor. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Orlando, Florida area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

Currently Ms. Paxhia, Mr. Georgiadis and Mr. Bergmann are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions shall be on terms no less favorable to us than could be obtained from independent parties. Our board of directors reviews and approves all affiliated transactions with any interested director abstaining from such review and approval.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2018 and for the period from September 27, 2017 (inception) through December 31, 2017 totaled $61,885 and $20,000 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any fees for consultations concerning financial accounting and reporting standards during the year ended December 31, 2018 and for the period from September 27, 2017 (inception) through December 31, 2017, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2018 and for the period from September 27, 2017 (inception) through December 31, 2017.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2018 and for the period from September 27, 2017 (inception) through December 31, 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 29, 2018, between the Company and EarlyBirdCapital, Inc. (1)
1.2	Business Combination Marketing Agreement, dated January 29, 2018, between the Company and EarlyBirdCapital, Inc. (1)
2.1

Agreement and Plan of Merger, dated as of October 10, 2018, by and among the Company, MTech Acquisition Holdings Inc., MTech Purchaser Merger Sub Inc., MTech Company Merger Sub LLC, MTech Sponsor LLC in the capacity as the Purchaser Representative thereunder, MJ Freeway LLC and Harold Handelsman in the capacity as the Seller Representative thereunder. (2)

3.1	Certificate of Incorporation. (3)
3.2	Amended and Restated Certificate of Incorporation. (1)
3.3	Bylaws. (3)
4.1	Warrant Agreement, dated January 29, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Investment Management Trust Account Agreement, dated January 29, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Stock Escrow Agreement, dated January 29, 2018, between the Company, MTech Sponsor LLC and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated January 29, 2018, between the Company and MTech Sponsor LLC. (1)
10.4	Letter Agreement, dated January 29, 2018, by and between the Company and MTech Sponsor LLC. (1)
10.5	Letter Agreement, dated January 29, 2018, by and between the Company and its officers and directors. (1)
10.6	Administrative Services Agreement, dated January 29, 2018, between the Company and MTech Sponsor LLC. (1)
10.7	Securities Subscription Agreement, dated October 20, 2017, between the Company and MTech Sponsor LLC. (3)
10.8	Unit Subscription Agreement, dated December 6, 2017, between the Company and MTech Sponsor LLC. (3)
10.9	Form of Voting Agreement, dated October 10, 2018. (2)
10.10	Waiver Agreement dated as of October 10, 2018, by and among, MTech Acquisition Corp., MTech Sponsor LLC and MJ Freeway LLC. (2)
10.11	Form of Voting Agreement. (2)
10.12	Form of Non-competition Agreement. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 1, 2018.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 11, 2018.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on December 8, 2017.

MTECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
MTech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MTech Acquisition Corp. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018 and for the period from September 27, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from September 27, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2018 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 14, 2019

MTECH ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
Current assets
Cash	$4,489	$25,217
Prepaid expenses	16,496	—
Total Current Assets	20,985	25,217

Deferred offering costs	—	134,478
Deferred tax asset	1,618	—
Marketable securities held in Trust Account	58,451,942	—
Total Assets	$58,474,545	$159,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$314,387	$746
Income taxes payable	77,351	—
Accrued offering costs	—	5,507
Advances from related party	—	130,000
Total Current Liabilities	391,738	136,253

Commitments

Common stock subject to possible redemption, 5,234,134 and -0- shares at redemption value as of December 31, 2018 and 2017, respectively	53,082,804	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; 759,616 and -0- shares issued and outstanding (excluding 5,234,134 and -0- shares subject to possible redemption) as of December 31, 2018 and 2017, respectively	76	—
Class B Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding as of December 31, 2018 and December 31, 2017	144	144
Additional paid-in capital	5,031,298	24,856
Accumulated deficit	(31,515)	(1,558)
Total Stockholders’ Equity	5,000,003	23,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,474,545	$159,695

The accompanying notes are an integral part of the consolidated financial statements.

MTECH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	For the Period from September 27, 2017 (Inception) through December 31, 2017

Operating costs	$906,166	$1,558
Loss from operations	(906,166)	(1,558)

Other income (expense):
Interest income	959,645	—
Unrealized loss on marketable securities held in Trust Account	(7,703)	—
Other income, net	951,942	—

Income (loss) before provision for income taxes	45,776	(1,558)
Provision for income taxes	(75,733)	—
Net loss	$(29,957)	$(1,558)

Weighted average shares outstanding, basic and diluted (1)	2,057,246	1,250,000

Basic and diluted net loss per common share (2)	$(0.37)	$(0.00)

(1)	Excludes an aggregate of 5,234,134 shares subject to possible redemption at December 31, 2018
(2)	Excludes income of $741,477 attributable to shares subject to possible redemption for the year ended December 31, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

MTECH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 27, 2017 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to initial stockholder	—	—	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	—	—	(1,558)	(1,558)

Balance – December 31, 2017	—	—	1,437,500	144	24,856	(1,558)	23,442

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	575	—	—	55,651,147	—	55,651,722

Sale of 243,750 Founder Units	243,750	24	—	—	2,437,476	—	2,437,500

Sale of Unit Purchase Option	—	—	—	—	100	—	100

Common stock subject to possible redemption	(5,234,134)	(523)	—	—	(53,082,281)	—	(53,082,804)

Net loss	—	—	—	—	—	(29,957)	(29,957)

Balance – December 31, 2018	759,616	$76	1,437,500	$144	$5,031,298	$(31,515)	$5,000,003

The accompanying notes are an integral part of the consolidated financial statements.

MTECH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	For the Period from September 27, 2017 (Inception) through December 31, 2017
Cash Flows from Operating Activities:
Net loss	$(29,957)	$(1,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(959,645)	—
Unrealized loss on marketable securities held in Trust Account	7,703	—
Deferred tax benefit	(1,618)	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,496)	—
Accounts payable and accrued expenses	313,641	746
Income taxes payable	77,351	—
Net cash used in operating activities	(609,021)	(812)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(57,500,000)	—
Net cash used in investing activities	(57,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	56,062,500	—
Proceeds from sale of Founder Units	2,437,500	—
Proceeds from sale of unit purchase option	100	—
Advances from related party	45,000	130,000
Repayment of advances from related party	(175,000)	—
Payment of offering costs	(281,807)	(128,971)
Net cash provided by financing activities	58,088,293	26,029

Net Change in Cash	(20,728)	25,217
Cash – Beginning	25,217	—
Cash – Ending	$4,489	25,217

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$53,112,740	$—
Change in value of common stock subject to possible redemption	$(29,936)	$—
Offering costs included in accrued offering costs	$—	$5,507

The accompanying notes are an integral part of the consolidated financial statements.

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The Company has one subsidiary, MTech Acquisition Holdings Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on October 3, 2018 (“Pubco”). MTech Purchaser Merger Sub Inc. is a wholly-owned subsidiary of Pubco incorporated in Delaware on October 3, 2018 (“Purchaser Merger Sub”) and MTech Company Merger Sub LLC is a wholly-owned subsidiary of Pubco incorporated in Colorado on September 17, 2018 (“Company Merger Sub”).

At December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of MJ Freeway LLC, a Colorado limited liability (“MJF”) (see Note 9).

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

Transaction costs amounted to $1,848,278, consisting of $1,437,500 of underwriting fees and $410,778 of Initial Public Offering costs. As of December 31, 2018, $4,489 of cash was held outside of the Trust Account and is available for working capital purposes.

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

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2018, the Company had $4,489 in its operating bank account, $58,451,942 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $233,352, which excludes franchise and income taxes payable of $137,401, of which such amounts will be paid from interest earned on the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, or its affiliates, officers, directors, or third parties. The Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 1, 2019, the scheduled liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Marketable securities held in Trust Account

At December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 5,993,750 shares of Class A common stock and (3) 250,000 shares of Class A common stock and warrants to purchase 250,000 shares of Class A common stock in the unit purchase option (see Note 8) sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31, 2018	For the Period from September 27, 2017 (Inception) through December 31, 2017
Net loss	$(29,957)	$(1,558)
Less: Income attributable to common stock subject to possible redemption	(741,477)	—
Adjusted net loss	(771,434)	(1,558)

Weighted average shares outstanding, basic and diluted	2,057,246	1,250,000

Basic and diluted net loss per common share	$(0.37)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated financial statements, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 29, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the year ended December 31, 2018, the Company incurred $110,000, in fees for these services, which such amounts are recorded in operating costs in the accompanying statement of operations and $110,000 is recorded in accounts payable and accrued expenses in the accompanying balance sheets at December 31, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Founder Units. There were no outstanding Working Capital Loans at December 31, 2018 and 2017. In February 2019, the Sponsor loaned the Company an aggregate of $150,000 (see Note 12).

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2018, the amount of these contingent fees was approximately $395,000. To the extent a Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete a Business Combination.

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4% of the aggregate amount sold to the public in the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). The fee is only payable upon the consummation of a Business Combination and is, therefore, not accrued as of December 31, 2018. If a Business Combination is not consummated for any reason, no fee will be due or payable.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 759,616 and -0- shares of common stock issued and outstanding, excluding 5,234,134 and -0- shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 3,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 1,437,500 shares of common stock issued and outstanding.

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

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 9. MERGER AGREEMENT

On October 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Pubco, Purchaser Merger Sub, Company Merger Sub (together with Purchaser Merger Sub, the “Merger Subs”, and the Merger Subs collectively with MTech and Pubco, the “Purchaser Parties”), the Sponsor in the capacity thereunder as the representative after the Effective Time (as defined below) for the equity holders of Pubco (other than the Sellers (as defined below)) (the “Purchaser Representative”), MJF, and Harold Handelsman, in the capacity thereunder as the representative for the Sellers (the “Seller Representative”).

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

The Merger Consideration will be paid in shares of Pubco common stock (the “Consideration Shares”) at a price per share equal to $10.16 per share (the “Closing Share Price”). Notwithstanding the foregoing, ten percent (10%) of the Consideration Shares otherwise issuable to the Sellers (the “Escrow Shares”) shall be held in an escrow account (the “Escrow Account”) to cover any adjustments to the Merger Consideration or claims for indemnification pursuant to the Merger Agreement until 90 days after Pubco files its Annual Report on Form 10-K with the Securities Exchange Commission for the fiscal year ending June 30, 2019 (the “Expiration Date “), with the exception of Escrow Shares held to satisfy then pending claims which shall remain in the escrow account until the claims are resolved.

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

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 10. INCOME TAXES

The Company’s net deferred tax asset at December 31, 2018 is as follows:

Deferred tax asset
Unrealized loss on marketable securities held in the Trust Account	$1,618
Total deferred tax asset	1,618
Valuation allowance	—
Deferred tax asset, net of valuation allowance	$1,618

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The income tax provision for the year ended December 31, 2018 consists of the following:

Federal
Current	$77,351
Deferred	(1,618)

State
Current	$—
Deferred	—
Income tax provision	$75,733

As of December 31, 2018, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

In assessing the realization of the deferred tax asset, management considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized. The ultimate realization of deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 is as follows:

Statutory federal income tax rate	21.0%
Meals and entertainment	144.4%
Income tax provision	165.4%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers Florida to be a significant state tax jurisdiction

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2018
Assets:
Marketable securities held in Trust Account	1	$58,451,942

MTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 19, 2019, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $500,000 to the Sponsor. The Note bears no interest and is repayable in full upon consummation of the Company’s Business Combination. The Sponsor has the option to convert any unpaid balance of the Note into Units at a conversion price of $10.00 per Unit. The Units are identical to the Founder Units. In February, 2019, the Sponsor funded $150,000 of the Note.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2019	MTECH ACQUISITION CORP.

	By:	/s/ Scott Sozio
Name: Scott Sozio Title: Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven Van Dyke	Chairman	March 14, 2019
Steven Van Dyke

/s/ Scott Sozio	Chief Executive Officer and Director	March 14, 2019
Scott Sozio	(Principal Executive Officer)

/s/ Tahira Rehmatullah	Chief Financial Officer	March 14, 2019
Tahira Rehmatullah	(Principal Financial and Accounting Officer)

/s/ Emily Paxhia	Director	March 14, 2019
Emily Paxhia

/s/ Anthony Georgiadis	Director	March 14, 2019
Anthony Georgiadis

/s/ W. Jake Bergmann	Director	March 14, 2019
W. Jake Bergmann