Form 10-Q
period 2019-03-31
MTech Acquisition Corp
filed 2019-05-15
CIK 1719893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No    ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MTEC	The NASDAQ Stock Market LLC
Warrants to purchase one share of Common Stock	MTECW	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	MTECU	The NASDAQ Stock Market LLC

As of May 15, 2019, there were 5,993,750 shares of the Company’s Class A common stock, par value $0.0001 per share, and 1,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

MTECH ACQUISITION CORP.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$6,853	$4,489
Prepaid expenses	—	16,496
Total Current Assets	6,853	20,985

Deferred tax asset	1,925	1,618
Marketable securities held in Trust Account	58,729,953	58,451,942
Total Assets	$58,738,731	$58,474,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$275,090	$314,387
Income taxes payable	114,456	77,351
Promissory note – related party	180,000	—
Total Current Liabilities	569,546	391,738

Commitments

Common stock subject to possible redemption, 5,217,077 and 5,234,134 shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	53,169,180	53,082,804

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; 776,673 and 759,616 shares issued and outstanding (excluding 5,217,077 and 5,234,134 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	78	76
Class B Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding as of March 31, 2019 and December 31, 2018	144	144
Additional paid-in capital	4,944,920	5,031,298
Retained earnings/(Accumulated deficit)	54,863	(31,515)
Total Stockholders’ Equity	5,000,005	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,738,731	$58,474,545

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$214,885	$86,652
Loss from operations	(214,885)	(86,652)

Other income:
Interest income	347,228	144,908
Unrealized loss on marketable securities held in Trust Account	(9,167)	(54,508)
Other income, net	338,061	90,400

Income before provision for income taxes	123,176	3,748
Provision for income taxes	(36,798)	(14,972)
Net income (loss)	$86,378	$(11,224)

Weighted average shares outstanding, basic and diluted (1)	2,197,116	1,794,613

Basic and diluted net loss per common share (2)	$(0.08)	$(0.04)

(1)	Excludes an aggregate of up to 5,217,077 and 5,304,398 shares subject to possible redemption at March 31, 2019 and 2018.
(2)	Excludes interest income of $259,636 and $55,215 attributable to shares subject to possible redemption for the three months ended March 31, 2019 and 2018, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2018	—	$—	1,437,500	$144	$24,856	$(1,558)	$23,442

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	575	—	—	55,651,147	—	55,651,722

Sale of 243,750 Founder Units	243,750	24	—	—	2,437,476	—	2,437,500

Sale of Unit Purchase Option	—	—	—	—	100	—	100

Common stock subject to possible redemption	(5,304,398)	(530)	—	—	(53,101,009)	—	(53,101,539)

Net loss	—	—	—	—	—	(11,224)	(11,224)

Balance – March 31, 2018 (unaudited)	689,352	$69	1,437,500	$144	$5,012,570	$(12,782)	$5,000,001

					Additional	Retained Earnings/	Total
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	759,616	$76	1,437,500	$144	$5,031,298	$(31,515)	$5,000,003

Common stock subject to possible redemption	17,057	2	—	—	(86,378)	—	(86,376)

Net income	—	—	—	—	—	86,378	86,378

Balance – March 31, 2019 (unaudited)	776,673	$78	1,437,500	$144	$4,944,920	$54,863	$5,000,005

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$86,378	$(11,224)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(347,228)	(144,908)
Unrealized loss on marketable securities held in Trust Account	9,167	54,508
Deferred tax provision	(307)	—
Changes in operating assets and liabilities:
Prepaid expenses	16,496	(70,879)
Accounts payable and accrued expenses	(39,297)	33,749
Income taxes payable	37,105	14,972
Net cash used in operating activities	(237,686)	(123,782)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	60,050	—
Investment of cash in Trust Account	—	(57,500,000)
Net cash used in investing activities	60,050	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	56,062,500
Proceeds from sale of Founder Units	—	2,437,500
Proceeds from sale of unit purchase option	—	100
Proceeds from promissory note – related party	180,000	—
Advances from related party	—	45,000
Repayment of advances from related party	—	(175,000)
Payment of offering costs	—	(281,807)
Net cash provided by financing activities	180,000	58,088,293

Net Change in Cash	2,364	464,511
Cash – Beginning	4,489	25,217
Cash – Ending	$6,853	$489,728

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$—	$53,112,740
Change in value of common stock subject to possible redemption	$86,376	$(11,201)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

At March 31, 2019, the Company had not yet commenced operations. All activity through March 31, 2019 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of MJ Freeway LLC, a Colorado limited liability (“MJF”) (see Note 9).

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

Transaction costs amounted to $1,848,278, consisting of $1,437,500 of underwriting fees and $410,778 of Initial Public Offering costs. As of March 31, 2019, $6,853 of cash was held outside of the Trust Account and is available for working capital purposes.

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

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2019, the Company had $6,853 in its operating bank account, $58,729,953 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $433,137, which excludes franchise and income taxes payable of $129,556, of which such amounts will be paid from interest earned on the Trust Account. In February 2019, the Company issued to the Sponsor a $500,000 promissory note, pursuant to which the Sponsor loaned the Company an aggregate of $180,000 as of March 31, 2019 (see Note 6).

The Company may need to raise additional capital through loans or additional investments from its Sponsor, or its affiliates, officers, directors, or third parties. The Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to (other than as described above), loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 1, 2019, the scheduled liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 14, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2019 and December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 5,993,750 shares of Class A common stock and (3) 250,000 shares of Class A common stock and warrants to purchase 250,000 shares of Class A common stock in the unit purchase option (see Note 8) sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$86,378	$(11,224)
Less: Income attributable to common stock subject to possible redemption	(259,636)	(55,215)
Adjusted net loss	(173,258)	(66,439)

Weighted average shares outstanding, basic and diluted	2,197,116	1,794,613

Basic and diluted net loss per common share	$(0.08)	$(0.04)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated financial statements, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 29, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended March 31, 2019 and 2018, the Company incurred $30,000 and $20,000, respectively, in fees for these services. At March 31, 2019 and December 31, 2018, $140,000 and $110,000 is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at December 31, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated (other than as described herein) to, loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Founder Units.

On February 19, 2019, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $500,000 to the Sponsor. The Note bears no interest and is repayable in full upon consummation of the Company’s Business Combination. The Sponsor has the option to convert any unpaid balance of the Note into Units at a conversion price of $10.00 per Unit. The Units are identical to the Founder Units. At March 31, 2019, $180,000 of borrowings was outstanding under the Note.

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2019, the amount of these contingent fees was approximately $628,000. To the extent a Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete a Business Combination.

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4% of the aggregate amount sold to the public in the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). The fee is only payable upon the consummation of a Business Combination and is, therefore, not accrued as of March 31, 2019 and December 31, 2018. If a Business Combination is not consummated for any reason, no fee will be due or payable.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 776,673 and 759,616 shares of common stock issued and outstanding, excluding 5,217,077 and 5,234,134 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 3,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 1,437,500 shares of common stock issued and outstanding.

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

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 9. MERGER AGREEMENT

On October 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Pubco, Purchaser Merger Sub, Company Merger Sub (together with Purchaser Merger Sub, the “Merger Subs”, and the Merger Subs collectively with MTech and Pubco, the “Purchaser Parties”), the Sponsor in the capacity thereunder as the representative after the Effective Time (as defined below) for the equity holders of Pubco (other than the Sellers (as defined below)) (the “Purchaser Representative”), MJF, and Harold Handelsman, in the capacity thereunder as the representative for the Sellers (the “Seller Representative”). Jessica Billingsley has succeeded Harold Handelsman as the Seller Representative.

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

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

On April 17, 2019, the Merger Agreement was amended to (i) increase the size of the Pubco’s board of directors as of the Closing from seven (7) to eight (8) directors, (ii) increase the number of directors appointed prior to the Closing by MJF from four (4) to five (5) directors (which additional director will qualify as an independent director under Nasdaq rules) and (iii) revise the classification of directors so that each Class of directors will include two (2) MJF directors and one (1) Company director at the Closing, except that the Class I directors will include one (1) MJF director and one (1) Company director.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$58,729,953	$58,451,942

MTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described in Note 9, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Cautionary note regarding forward-looking statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On October 10, 2018, we entered into the Merger Agreement by and among the Company, Pubco, the Purchaser Merger Sub, the Company Merger Sub, the Purchaser Representative, MJF and the Seller Representative. The Merger Agreement was amended on April 17, 2019. See Note 9 to in Item 1 above for a description of the Merger Agreement, as amended, and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2019 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target for our Business Combination and activities in connection with the proposed acquisition of MJF. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with completing a Business Combination.

For the three months March 31, 2019, we had net income of $86,378, which consists of operating costs of $214,885, an unrealized loss on marketable securities held in our Trust Account of $9,167 and a provision for income taxes of $36,798, offset by interest income on marketable securities held in the Trust Account of $347,228.

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

As of March 31, 2019, we had marketable securities held in the Trust Account of $58,729,953 (including approximately $1,230,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. During the three months ended March 31, 2019, we withdrew $60,050 of interest income from the Trust Account to pay for our franchise taxes.

For the three months ended March 31, 2019, cash used in operating activities amounted to $237,686. Net income of $86,378 was affected by interest earned on marketable securities held in the Trust Account of $347,228, an unrealized loss on marketable securities held in the Trust Account of $9,167 and a deferred tax provision of $307. Changes in our operating assets and liabilities provided $14,304 of cash from operating activities.

For the three months ended March 31, 2018, cash used in operating activities amounted to $123,782, mainly resulting from a net loss of $11,224 and interest earned on marketable securities held in the Trust Account of $144,908, offset by an unrealized loss on marketable securities held in the Trust Account of $54,508. Changes in our operating assets and liabilities used cash of $22,158.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers, directors or affiliates may, but are not obligated to (other than as described below), loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be converted into Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of the date hereof, an aggregate of $180,000 of such loans have been made.

On February 19, 2019, we issued an unsecured promissory note (the “Note”) in the principal amount of up to $500,000 to the Sponsor. The Note bears no interest and is repayable in full upon consummation of a Business Combination. The Sponsor has the option to convert any unpaid balance of the Note into Units at a conversion price of $10.00 per Unit. The Units are identical to the Founder Units. At March 31, 2019, $180,000 of borrowings was outstanding under the Note.

As of March 31, 2019, we had $6,853 in cash and a working capital deficit of $433,137, which excludes franchise and income taxes payable of $129,556, of which such amounts will be paid from interest earned on the Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Our Sponsor, and/or certain of our officers and directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019, the common stocks subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC and those risks disclosed in our proxy statement, initially filed with the SEC on November 7, 2018 and as amended from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Following the closing of the Initial Public Offering (including the exercise of the underwriters’ over-allotment option and concurrent private placement, $57,500,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account. As of March 31, 2019, cash held outside the Trust Account was $6,853. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the Initial Public Offering, we paid a total of $1,437,500 in underwriting discounts and commissions and $410,778 for other costs and expenses related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	First Amendment to Agreement and Plan of Merger, incorporated by reference to Exhibit 2.2 to the Current Report of the Company, filed with the SEC on April 19, 2019
10.1	Promissory Note, dated February 19, 2019, incorporated by reference to Exhibit 10.1 to the Current Report of the Company, filed with the SEC on February 25, 2019
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTECH ACQUISITION CORP.

Date: May 15, 2019	By:	/s/ Scott Sozio
Name: Scott Sozio
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Tahira Rehmatullah
Name: Tahira Rehmatullah
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)